Form 10-K
period 2015-06-30
CODE NAVY
filed 2015-08-27
CIK 1605931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number: 000-55381

CODE NAVY

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	47-1109428 (I.R.S. Employer Identification No.)
9891 Irvine Center Drive, Suite 200 Irvine, California (Address of principal executive offices)	92618 (Zip Code)

Registrant’s telephone number, including area code:   (949) 545-9363

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [   ]   No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2014 was  $22,150 based on the average of the bid and asked prices of the common stock of $2.04 per share on August 25, 2015.

The number of shares outstanding of the issuer’s classes of Common Stock as of August 25, 2015 was 100,190,858.

Documents Incorporated by Reference

None.

EXPLANATORY  NOTE

The Registrant is an “inactive” registrant as defined in Regulation S-X 3-11. Pursuant to Section 3-11 and Topic 1320.2  of the Division of Corporation Finance’s Financial Reporting Manual (updated 1/12/2015) the financial statements for the year ended June 30, 2015 have not been reviewed or audited by the Registrant’s independent registered certified public accountant.

CODE NAVY
FORM 10-KFor the Year Ended June 30, 2015

INDEX

PART I

ITEM 1.  BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Code Navy expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports  on  Form 8-K filed by the Company.

Background

The Company was incorporated on June 9, 2014 under the laws of the state of Wyoming, and is the product of a holding company reorganization effected by Code Navy, a Nevada corporation (“Code Navy (NV)”). Code Navy (NV) was organized in March 2007 as Qele Resources, Inc. to explore mineral properties in Fiji. That business did not result in any revenues. Subsequently Code Navy (NV) changed its name to Brand Neue Corp. and then to Culture Media Holdings Corp., and was engaged in the business of developing and marketing consumer products through a number of subsidiaries. That business appeared to have ceased sometime in calendar 2012, and the Company had minimal operations until it acquired its current business and underwent a holding company reorganization in June, 2014.

The Company reincorporated in Wyoming and ceased to have any interest in the assets or liabilities of Code Navy (NV) in connection with a holding company reorganization under Oklahoma law.  As a result of the holding company reorganization, Code Navy NV changed its name to Culture Medium Holdings Corp., became a wholly-owned Oklahoma subsidiary of the Company and was disposed of to a non-affiliated third party, and the former Code Navy NV shareholders became shareholders of the Company. As of June 30, 2014 and December 31, 2014, and giving effect to the holding company reorganization, there were approximately 100,190,858 shares of Common Stock outstanding.

Our Business

Code Navy is currently developing a database of certified offshore (non-US) programmers, in order to locate and refer qualified programmers to US customers. Potential programmers will add their information to our database by logging into our website, www.codenavy.com, and entering their information and credentials. As soon as our database has at least 5,000 programmers (at this time we have only a nominal number of programmers), we intend to solicit offshore programming contracts for 20-100 programmers and after obtaining contracts, purchase a mini-cruise ship or other vessel, which would be anchored off the coast of California and outside the 12-mile territorial limit of the United States. The intent is that our future customers will agree to house their offshore programmers aboard the vessel, upon which the programmers will provide their services without the need to obtain HB-1 or other visas to the United States. At the same time, our customers can easily visit their contract personnel and monitor their work progress.

Offshore programming services could include mobile app development, web design and website management, and other customized software programming. We have no customers at this time. Our plan is to enter into contractual arrangements with (primarily) US-based businesses which wish to obtain offshore programming services.

We intend to (but have not commenced to) market our services primarily through 3-5 salaried and commission-based sales representatives to be hired in the Western United States.

Our website is www.codenavy.com. We are not soliciting investors via our web site. There can be no assurance that our efforts to implement our business plan will be successful or that we will obtain revenues or profitability.

Subsequent to June 30, 2015, we also expanded our business to provide offshore outsourcing services, also known as BPO (business process outsourcing) with an emphasis on IT and call center operations. Our new website at  www.purebpo.com has been launched and we are actively seeking customers at this time.

Offshore Programming Industry.

Code Navy intends to operate in the offshore programming industry. According to the UN Information Economy Report 2012:

Spending on computer software and services amounted to $1.2 trillion in 2011.

The industry shows solid annual growth with a slight downturn in 2009.

The US, EU and Japan are the top importers of software services, with the BRIC countries being the top 10 exporters.

The largest exporter is Ireland (home of low tax affiliates of major software companies) followed by India.

Social networks, cloud computing, and mobile applications are the growth areas in offshore programming at the  present time

Dollar value of  Indian software exports grew from $23.7 billion in 2005/2006 to $57.6 billion in 2010/2011

We expect to concentrate marketing on mobile applications, as we believe that it will continue to grow in the next 4-5 years.

The offshore programming market is highly fragmented, with no dominant players, and low barriers to entry. But established providers are likely to be larger, better financed, and many have established markets and market relationships. We believe our competitive advantage will be convenience to the US and customers.

Business Progress

Programming of our website and programmer database commenced in January, 2014 and is completed as of June 30, 2014. We believe that six to nine months will be required to obtain a critical mass of qualified programmers (5000+) and intend to commence marketing of our programmers by the end of calendar 2014. We must obtain contracts to employ at least 20 programmers for at least one year prior to purchasing and refitting a mini-cruise ship to house our programmers. The purchase and refit will require 3-6 months, therefore, as soon as we are able to raise the required funds,  we intend to commence inspection of potential vessels.  Refitting primarily will involve cosmetic upgrades and mechanical upgrades to the support system (electrical, plumbing) as well as wiring and furnishing for programming functionality.

Management intends to market our programming services to medium size software companies, primarily in the Western United States. We plan to hire 3-5 marketing and sales representatives in California, Washington, Nevada and Utah to market our services. In addition, we plan to attend trade shows.

We have no sales contracts at this time

We do not have any orders for our products and we have no backlog.

We currently have only one employee, Ms. Semenova. We intend to hire 1 person in administration and 3-5 in sales and marketing, and will hire one of these persons commencing in September 2015.  All of these employee estimates are assuming a full time basis. We have no firm plans on incentive or benefit plans but we intend to offer a stock option plan. We believe these employee levels will be sufficient for the next 12 months. In addition, the programming for our website was outsourced to a non-affiliated provider in Crimea. The current political conflict in Crimea had no impact on that provider nor do we expect there to be future impacts should we utilize this provider again.

The Company does not anticipate that its software programming services will operate within the territorial limits of the United States of America, and does not believe its activities will be subject to US law. The crew members of the vessel will be subject to the laws of the country in which the vessel is flagged. We likely will register the vessel under a flag of convenience (Panama, Liberia etc.) Although laws related to seamen vary from jurisdiction to jurisdiction, generally speaking jurisdictions have adopted the Maritime Labor Convention, 2006, which regulations working conditions for crew members. We do not believe these regulatory standards will have a material effect on our operations.

Since the programmers will not be “crew” under the Maritime Labor Convention, 2006, we believe that no laws or regulations will govern their employment.

The Reorganization

The Company was incorporated on June 9, 2014 under the laws of the state of Wyoming, and is the product of a holding company reorganization effected by Code Navy, a Nevada corporation. Code Navy (NV) was organized in March 2007 as Qele Resources, Inc. to explore mineral properties in Fiji. That business did not result in any revenues. Subsequently Code Navy (NV) changed its name to Brand Neue Corp. and then to Culture Media Holdings Corp., and was engaged in the business of developing and marketing consumer products through a number of subsidiaries. That business appeared to have been significant, resulting in sales of $977,133 and a net loss of $2,467,858 as reported in the annual report on Form 10-K for the year ended March 31, 2011. According to Code Navy (NV)’s filings on EDGAR, there was a series of disputes between current and former management and Code Navy (NV) terminated operations sometime in late 2014 or 2012.  Code Navy (NV) was dormant until management acquired control in March 2014, at which point it was viewed as a “public shell.”  Prior management elected Ms. Semenova as sole officer and director on March 4, 2014. On that date, Ms. Semenova transferred all of the assets of the programming business to Code Navy (NV), but that transaction was rescinded on June 9, 2014 due to undisclosed liabilities of Code Navy (NV). Upon incorporation of the Company on June 9, 2014 as a second-tier subsidiary of Code Navy (NV), Ms. Semenova transferred all of the programming enterprise’s assets to the Company and Code Navy (NV) issued  100 million shares of common stock to management in exchange for the Code Navy business plan. (All share numbers give effect to a 1-for-2000 reverse stock split which is pending approval with FINRA.)

The Company reincorporated in Wyoming and ceased to have any interest in the assets or liabilities of Code Navy (NV) in connection with a holding company reorganization under Oklahoma law.  As a result of the holding company reorganization, Code Navy NV changed its name to Culture Medium Holdings Corp., became a wholly-owned Oklahoma subsidiary of the Company and was disposed of to a non-affiliated third party, and the former Code Navy NV shareholders became shareholders of the Company. As of June 30, 2014 and December 31, 2014, and giving effect to the holding company reorganization, there were approximately 100,190,858 shares of Common Stock outstanding. As is the case in all holding company reorganizations, the assets and liabilities of the former Nevada operating company, Code Navy (NV)  remain with the Oklahoma  subsidiary, in which the Company holds no interest.

ITEM 1A.  RISK FACTORS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 2.  PROPERTIES

We do not own any property. We lease a minimal amount of office space in a modern building in Irvine, California with conference room meeting privileges. We intent to purchase a mini-cruise ship at a cost of $500,000 to $750,000 including refit and anchoring off the coast of Southern California. At such time as the vessel is acquired, we will move our executive offices to the vessel, but until that time we believe the current office space will be sufficient.  We are also currently negotiating a lease for operating facilities in Nikolaev, Ukraine.

A mini cruise ship for purposes of this disclosure is a vessel designed as a cruise ship with a passenger capacity of under 200 persons. Small cruise vessels cannot compete economically for business except for limited applications such as European river cruises; these vessels are currently obsolete and have little commercial value and we believe we can acquire and refit a vessel for the estimated price. A refit would include minor cosmetic updates, such as carpeting and painting; updating of safety equipment’ any necessary repairs to the electrical and plumbing systems of the vessel; updating the generator capacity; installation of a reverse osmosis water plant; and installation of high speed internet, likely based on WIMAX obtained by a tower on shore.

ITEM 3.  LEGAL PROCEEDINGS

Code Navy is not a party to any material pending legal proceeding. However, on December 9, 2010, the British Columbia Securities Commission (“BCSC”) issued a cease trade order with the respect to the common stock of Code Navy’s predecessor company, Brand Neue Corp. (Order 2010 BCSECOMM 671)  (the “Order”). As a result, until the Order is revoked, our common stock cannot be traded in the province of British Columbia.  The Order was imposed after Brand Neue Corp. effected a private placement in British Columbia and subsequently failed to file copies of its reports filed on EDGAR on Canada’s SEDAR system. Code Navy applied for a revocation of the Order in 2014 pursuant to National Policy 12-202, Revocation of a Compliance-Related  Cease Trade Order, offering to file all reports stated to be delinquent in the Order. However, the BCSC requires that in order to revoke the Order, Code Navy must file three years of audited financial statements. Since Code Navy did not exist prior to 2014, and the financial statements of Brand Neue Corp. are unavailable to it. Code Navy must wait until it completes three years of operations before it can reapply for revocation of the Order.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

 Market information and issuance of unregistered securities

Code Navy’s common stock has been assigned the symbol CLTR. The common stock was originally quoted commencing sometime in the latter part of 2008 under the name "Qele Resources" until July 2009, "Brand Neue Corp." until March 2011, and "Culture Medium Holdings Corp." until Feburary 2015. There are one or more market makers who post quotes for the common stock. On February 13, 2015 a 1-for 2000 reverse stock split was effected. However, the Company's internal records reflect the reverse split on March 6, 2014. Trading is sporadic and irregular and there is no regular trading market. The following table provides historical trading information as adjusted for the reverse stock split. Prices do not reflect retail mark-downs and commissions and may not reflect actual transactions. It should be noted that the total value of all reported trades in the common stock since July 1, 2013 is less than $5,000.

Calendar Quarter Ended	High Sales Price	Low Sales Price

June 30, 2015	$--	$--
March 31, 2015	--	--
December 31, 2014	16.00	16.00
September 30, 2014	--	--

June 30, 2014	14.00	14.00
March 31, 2014	--	--
December 31, 2013	--	--
September 30, 2013	12.00	12.00

The above quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.  The average of the bid and ask prices of our common stock on August 25, 2015 was $2.04 per share.

(b)

Holders

As of June 30, 2015, there were approximately 80 record holders of common stock.

(c)

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2015:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$ -	-
Equity compensation plans not approved by security holders	-	$ -	-
Total	-	$ -	-

(e)

 Company repurchases of common stock during the year ended June 30, 2015

None

(f)

Performance Graphic

The Company is not required to provide a performance graph since it is a "smaller reporting company" as defined in Regulation S-K Rule 10(f).

(g)

Share issuances in 2015

There were no share issuances in fiscal 2015.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to respond to this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Critical Accounting Policies and Estimates

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Plan of Operations

We had a loss from operations for the period ended June 30, 2014 of $21,705 including software and website development costs of $5,000 and general and administrative expenses of $16,705. This compares to general and administrative expenses of $12,390 for the year ended June 30, 2015, which was occupied primarily in preparing and clearing the Company’s filings with the SEC.   We project we will continue to have losses from operations until such time as we have sales from operations.

We have established a series of milestones for our operating plan, as follows:

Date or

number of

Expected manner of

months after receipt

Occurrence or

of proceeds when

Event or Milestone

method of achievement

should be accomplished

1. Complete website

Programming and website

June 30, 2014

The website and the software for the programmer database were completed by June 30, 2014. We do not require any cash to complete this milestone.

2. Obtain database of qualified       Advertising on trade

December 31, 2015

 programmers

      publications

This stage will not involve the expenditure of a significant amount of cash (under $40,000). Programmers who are interested in becoming part of our database will complete information regarding their location and their qualifications such as the programming languages in which they are competent. We hope to have a minimum database of 5,000 programmers by December 31, 2015.

3.Market to customers

Sales representatives and trade

June  2016

shows

This milestone will require approximately $200,000, primarily in salaries of $140,000, marketing materials of $10,000, and trade show expenses of $50,000, and we expect to commence marketing efforts upon receiving proceeds from our registered offering. We intend to hire 3-5 outside sales persons and concentrate in the Western United States. Timing of these expenses will be (a) arrange for placement at industry trade shows; (b) hire one outside sales person to coordinate trade show placement and direct mailing; (c) prepare, print and mail our materials to potential customers; (d) place new media (internet etc) advertisements ( e) add additional sales representatives. We must obtain programming contracts for at least 30 programmers and for one year to commence business on the vessel.

4. Acquire and Refit Vessel

Locate, acquire and refit

Twelve

We intend to use commercial marine brokers to locate a suitable candidate for acquisition. Refit will be outsourced to marine tradesmen in a lower-cost jurisdiction such as Trinidad or Mexico. The acquisition, refit and anchoring phase is expected to require 3-6 months and the bulk of our cash requirements. Bearing in mind that not all vessels available are actively listed at any time, a search on the various websites listing vessels for sale refleects that there are many vessels available at this time.

Our operations have been limited to development of our business plan. If we cannot meet our timetable, we will not be able to obtain revenues. Delay in Milestones 2 and 3 would not seriously impact our liquidity, since we have minimal operating costs until such time as we have obtained contracts. Therefore, we have to be especially careful to acquire a vessel which does not require extensive refit for our intended use. We have cash on hand of $6,955 as of December 31, 2014, which we believe sufficient for our operating expenses until we commence marketing.

Notably, if we are unable to acquire and refit a  suitable vessel, our alternative operating plan will be to offer traditional offshore programming services utilizing our database of programmers until such time as we are able to acquire a vessel and station programmers on that vessel.

There can be no assurance that our efforts to implement our business plan will be successful or that we will obtain revenues or profitability.

Information included in this report includes forward looking statements, which can be identified by the use of forwardlooking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forwardlooking statements that could cause actual results to differ materially from those reflected in the forwardlooking statements.

 Our activities have mostly been devoted to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Our future operating results are subject to many facilities, including:

o     our success in entering into favorable business partnerships with pharmaceutical distributors;

o     the success of any joint marketing agreements;

o     our ability to obtain additional financing; and

o     other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forwardlooking statement to reflect events or circumstances which occur after the date of this prospectus.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CODE NAVY
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Code Navy

We have audited the accompanying balance sheet of Code Navy (the “Company”) as of June 30, 2014, and the related statements of income, changes in stockholders’ equity and cash flows for the period June 9, 2014 (Inception) to June 30, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Code Navy as of June 30, 2014  and the results of its operations and its cash flows for the period June 9, 2014 (Inception) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Code Navy will continue as a going concern. As discussed in Note 2 to the  financial statements, the Company has suffered a net loss for the period June 9, 2014 (Inception) to June 30, 2014, and has negative working capital and a stockholders’ deficit at June 30, 2014.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yu Certified Public Accountant, P.C.

New York, New York

December 11, 2014

Certified Public Accountants

136-20 38TH AVENUE, Suite 10i (F), Flushing NY 11354

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

CODE NAVY
Balance Sheets
	June 30,	June 30,
	2015	2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	5,575	$--
Total Current Assets	--	--
Total Assets	$5,575	$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$4,670	$16,705
Total Current Liabilities	4,670	16,705

Total Liabilities	4,670	16,705

Stockholders' equity (deficit)
Preferred stock, no par value, unlimited
shares authorized; no shares issued and
Outstanding
Common stock, no par value, unlimited shares
authorized; 100,190,858 shares issued
and outstanding	35,000	5,000
Accumulated deficit	(34,095)	(21,705)

Total stockholders' equity (Deficit )	905	(16,705)

Total Liabilities and Stockholders' Equity (Deficit)	$5,575	$--

See accompanying Notes to Financial Statements.

CODE NAVY

Statements of Operations

	For the	For the Period
	Year	June 9, 2014
	ended	(Inception) to
	June 30,	June 30,
	2014	2014
	(unaudited)
REVENUES	$--	$--

EXPENSES
Research and Development	--	5,000
General and administrative	12,390	16,705
Loss from operations	(12,390)	(21,705)

Loss before incomr taxes	$(12,390)	$(16,705)
Income tax benefit	--	--
Net loss	$(12,390)	$(16,705)

Basic and Diluted Loss per common share	$0.00	$0.00

Weighted average common shares outstanding:	100,190,858	100,190,858

See accompanying financial statements 13 CODE NAVY
Statement of Changes in Stockholders' Equity (Deficit )
For the Period June 9, 2014 (Inception) to June 30, 2014 and
the Unaudited Year Ended June 30, 2015

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances, June 9, 2014	--	$--	$--	$--
(Inception)

Issuance of shares for software development costs of $5,000 on June 9, 2014	100,000,000	5,000	--	5,000
Acquisition of public shell in reverse merger	190,858	--	--	--
Net loss	--	--	(21,705)	(21,705)
Balances, June 30, 2014	100,190,858	5,000	(21,705)	(16,705)

Contribution to capital	--	30,000	--	30,000
Net loss (unaudited)	--	--	(12,390)	(12,390)
Balances, June 30, 2015 (unaudited)	100,190,858	$35,000	$(34,095)	$905

See accompanying Notes to Financial Statements.

CODE NAVY
Statements of Cash Flows

	For the	For the Period
	Year	June 8, 2014
	ended	(Inception) to
	June 30	June 30,
	2015	2014
	(unaudited)

Cash flows from operating activities
Net loss	$(12,390)	$(21,705)	$
Adjustments to reconcile net loss to
net cash used in operating activities:
Increase (decrease) in accounts payable	(12,035)	16,705

Net cash used in operating activities	(24,425)	(5,000)

Cash flows from investing activities	--	--

Cash flows from financing activities
Contributions to capital	30,000	--
Issuance of common stock for assets	--	5,000
Net cash provided by financing activities	30,000	5,000

Net change in cash	5,575	--
Cash at beginning of period	$--	$--
Cash at end of period	$5,575	$--

Supplemental disclosure of non-cash
investing and financing activities:

Supplemental cash flow information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

See accompanying Notes to Financial Statements

CODE NAVY

NOTES TO  FINANCIAL STATEMENTS

FOR THE PERIOD INCEPTION (JUNE 9, 2014) TO JUNE 30, 2014

 AND THE UNAUDITED YEAR ENDED JUNE 30, 2015

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Code Navy, a Wyoming corporation (the "Company") was incorporated on June 9, 2014 and is the result of a holding company reorganization effected under Oklahoma law by Code Navy, a Nevada corporation formerly known as Culture Medium Holdings Corp. (“Code Navy NV”). On June 9, 2014, when the Company was a second-tier subsidiary of Code Navy NV,  the Company obtained the rights to its current business plan in exchange for 100,000,000 Code Navy NV shares. mmediately prior to the issuance of the 100,000,000 shares, Code Navy NV had 190,858 shares outstanding.  As a result of the holding company reorganization, Code Navy NV changed its name to Culture Medium Holdings Corp., became a wholly-owned Oklahoma subsidiary of the Company and was disposed of to a non-affiliated third party, and the former Code Navy NV shareholders became shareholders of the Company. As of June 30, 2014 and 2015, and giving effect to the holding company reorganization, there were approximately 100,190,858 shares of Common Stock outstanding.  The transaction was accounted for as a reverse merger (recapitalization) with the acquired business plan deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.

The Company is engaged in the business of developing a database of offshore programmers and intends to offer programming services in an offshore floating vessel.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the year ended June 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), but are not audited pursuant to the exemption provided by Regulation S-X 3-11 for “inactive” registrants.

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.

Income tax

We are subject to income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others, the fair value of shares of common stock issued for services. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Fair Value Measurements

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of June 30, 2014 and June 30, 2015, the weighted average common shares outstanding totaled 100,190,858.  There were no potentially dilutive shares as of any period presented.

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options, and warrants to purchase shares of its common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option awards issued and vesting to employees in accordance with authorization guidance of the FASB whereas the value of stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

The Company accounts for stock options and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Advertising costs

Advertising costs of $0 were incurred from June 9, 2014 (inception) to June 30, 2014 and in the year ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral.   Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In February, 2015, the FASB issued ASU No. 2015-02 (ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $21,705 for the period June 9, 2014 (inception) to June 30, 2014, and $12,390 for the year ended June 30, 2015.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has raised substantial doubt about the Company’s ability to continue as a going concern.  The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

The Company's management plans to continue as a going concern revolves around its ability to achieve, as well as raise necessary capital to pay ongoing general and administrative expenses of the Company.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan.  There is no assurance that the Company will be successful in raising the additional capital or in achieving profitable operations.

NOTE 3  - STOCKHOLDERS’ DEFICIT

The Company has authorized an unlimited number of shares of common stock, no par value, of which 100,190,858 shares are outstanding as of June 30, 2015 and 2014, and an unlimited number of shares of preferred stock, no par value. The preferred stock may be issued with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at June 30, 2014 or 2015.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (June 30, 2015) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended June 30, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on internal control over financial reporting does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of the Board of Directors of Code Navy serves until the next annual meeting of stockholders, or until her successors have been elected.  The officer serves at the pleasure of the Board of Directors.  The following is the director and executive officer of Code Navy.

Tamara Semenova, age 33, has been officer and director since June 2014. From July 2003 to November 2013, Ms. Semenova was Director of Marketing for Turtess Travel LLC, in Kiev Ukraine. Ms. Semenova was responsible for all marketing activities for Turtess.  During this time period, Turtess Travel grew to become one of the largest marketers of international vacations to consumers in Ukraine; Turtess was acquired in November 2013 by Cyprus company Togebi Holdings. Since June 2013, she has been owner of TUI franchising in Kiev. TUI Leisure Travel is Germany’s largest travel agency franchisor and part of one of Europe’s largest travel groups and Ms. Semenova is responsible for franchising in Ukraine. She is expected to devote approximately half time to the Company’s business until such time as adequate finding is available.  She is expected to devote approximately half time to the Company’s business.

Code of Ethics

Code Navy has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations of the public entity in 2015.  Code Navy intends to adopt a code of ethics during calendar 2015.

Audit Committee Financial Expert

Code Navy does not have either an Audit Committee or a financial expert on the Board of Directors.   The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining an individual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures .

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  Code Navy's  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish Code Navy with copies of all Section 16(a) forms they file.  During the year ended June 30, 2015, Code Navy believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5.  Based on representations submitted by such people, Code Navy does not believe that such individuals purchased or sold any Code Navy Common Stock during 2015.

Item 11. EXECUTIVE COMPENSATION

Ms. Semenova is not receiving any regular compensation, cash or otherwise, for her services until such times as revenues are forthcoming. She is the sole director.  There is no option or non-cash compensation plan at this time.  No amounts are paid or payable to directors for acting as such. In the year ended June 30, 2014, Code Navy had one board of directors meeting. No Board committees have been established. Due to the small size of Code Navy’s operations, the entire Board of Directors functions as the audit committee; Ms. Semenova is not a “financial expert” as defined in Regulation S-K 407. We have no independent director.

The following table sets forth the compensation of the Company's sole executive officer for the years ended June 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Tamara Semenova CEO and CFO	2014 2015	800 0	0 0	0 0	0 0	0 0	0 0	0 0	800 0

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by Code Navy to be the beneficial owner of more than 5% of the outstanding shares of common stock, and (ii) each of Code Navy' directors and executive officers.  Unless otherwise noted below, Code Navy believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name

Common Stock

Percentage

Tamara Semenova(1)

100,000,000

99.9%

All officers and

directors as a group

(1 person)

100,000,000

99.9%

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The officer and director contributed $5,000 in software development cost in exchange for her 100 million shares of common stock. In September 2014, she contributed $30,000 in cash to the Company for no additional shares or consideration.

The Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee and cannot forecast when we will have such committees.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended June 30, 2015, our principal accounting firm Yu Certified Public Accountant, P.C  was paid $4,950 for audit and review fees.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of Yu Certified Public Accountant, P.C  as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

 Financial Statements. All Financial Statements are listed in Item 7. No schedules are required.

(b)

 Exhibits.  The following exhibits of the Company are included herein.

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation (1)

3.

Bylaws(1)

31. Certification of Chief Executive and Financial Officer. Filed herewith.

32. Certification of Chief Executive and Financial Officer. Filed herewith.

__________________

(1)

Incorporated by reference to such exhibit as filed with the Company’s registration statement on Form S-1, file number 333-200911, filed on December 10, 2014.

All other Exhibits called for by Rule 601 of Regulation S-K are inapplicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODE NAVY

Date:  August 26, 2015

/s/ Tamara Semenova

Tamara Semenova, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 26, 2015

/s/ Tamara Semenova

Tamara Semenova, Chief Executive Officer, Chief Financial Officer, Secretary and Director