Form 10-Q
period 2015-09-30
CODE NAVY
filed 2015-11-12
CIK 1605931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 000-55381

CODE NAVY

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	47-1109428 (I.R.S. Employer Identification No.)
9891 Irvine Center Drive, Suite 200 Irvine, California (Address of principal executive offices)	92618 (Zip Code)
(949) 545-9363 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of October 31, 2015 was 100,191,127.

CODE NAVY

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CODE NAVY
BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(unaudited)	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,410	$5,575
Total Current Assets	5,410	5,575
Total Assets	$5,410	$5,575

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$6,223	$4,670
Total Current Liabilities	6,223	4,670

Total Liabilities	6,223	4,670

Stockholders' Deficit
Preferred stock, no par value, unlimited
shares authorized; no shares issued and
outstanding	-	-

Common stock, no par value, unlimited shares
authorized; 100,191,127 shares issued
and outstanding	35,000	35,000
Accumulated deficit	(35,813)	(34,095)

Total stockholders' equity (deficit)	(813)	905

Total Liabilities and Stockholders' (Deficit) Equity	$5,410	$5,575

The accompanying notes are an integral part of these unaudited financial statements

CODE NAVY

STATEMENTS OF OPERATIONS

	For the	For the
	three months	three months
	ended	ended
	September 30	September 30
	2015	2014
	(unaudited)	(unaudited)
REVENUES	$--	$--

EXPENSES
General and administrative expenses	1,718	608
Loss from operations	(1,718)	(608)

Loss before income taxes	$(1,718)	$(608)
Income tax benefit	--	--
Net loss	$(1,718)	$(608)

Basic and Diluted Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding:	100,191,127	100,191,127

The accompanying notes are an integral part of these unaudited financial statements

CODE NAVY

STATEMENTS OF CASH FLOWS

	For the	For the
	three months	three months
	ended	ended
	September 30	September 30
	2015	2014
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(1,718)	$(608)
Adjustments to reconcile net loss to
net cash used in operating activities:
Increase (decrease) in accounts payable	1,553	(16,397)

Net cash used in operating activities	(165)	(17,005)

Cash flows from investing activities	--	--

Cash flows from financing activities
Contributions to capital	--	30,000
Net cash provided by financing activities	--	30,000

Net change in cash	(165)	12,995
Cash at beginning of period	$5,575	$--
Cash at end of period	$5,410	$12,995

Supplemental disclosure of non-cash
investing and financing activities:

Supplemental cash flow information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited financial statements

CODE NAVY

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Code Navy, a Wyoming corporation (the "Company") was incorporated on June 9, 2014 and is the result of a holding company reorganization effected under Oklahoma law by Code Navy, a Nevada corporation formerly known as Culture Medium Holdings Corp. (“Code Navy NV”). On June 9, 2014, when the Company was a second-tier subsidiary of Code Navy NV, the Company obtained the rights to its current business plan in exchange for 100,000,000 Code Navy NV shares. Immediately prior to the issuance of the 100,000,000 shares, Code Navy NV had 190,858 shares outstanding.  As a result of the holding company reorganization, Code Navy NV changed its name to Culture Medium Holdings Corp., became a wholly-owned Oklahoma subsidiary of the Company and was disposed of to a non-affiliated third party, and the former Code Navy NV shareholders became shareholders of the Company. As of June 30, 2014 and 2015, and giving effect to the holding company reorganization, there were approximately 100,191,127 shares of Common Stock outstanding, including 269 shares issued in for rounding in a reverse stock split.  The transaction was accounted for as a reverse merger (recapitalization) with the acquired business plan deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.

The Company is engaged in the business of developing a database of offshore programmers and intends to offer programming services in an offshore floating vessel.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the period September 30, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

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

Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods.  Actual results may differ from those estimates and such differences may be material to the financial statements.  The more significant estimates and assumptions by management include among others, the fair value of shares of common stock issued for services. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of September 30, 2015 and 2014, the weighted average common shares outstanding totaled 100,191,127.  There were no potentially dilutive shares as of any period presented.

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

Advertising costs

Advertising costs of $0 were incurred in the periods ending September 30, 2015 and 2014.

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

In February, 2015, the FASB issued ASU No. 2015-02 (ASU 2015-02), Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future  financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in development stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $1,718 and $608 for the three months ended September 30, 2015 and 2014, respectively.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has raised substantial doubt about the Company’s ability to continue as a going concern.  The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company has authorized an unlimited number of shares of common stock, no par value, of which 100,191,127 shares (after giving effect to the issuance of 269 rounding shares in a reverse stock split) are outstanding as of September 30, 2015 and 2014, and an unlimited number of shares of preferred stock, no par value. The preferred stock may be issued with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at September 30, 2015 or 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Code Navy,(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Plan of Operations

We had a loss from operations for the three months ended September 30, 2015 of $1,718 consisting of general and administrative expenses. This compares to general and administrative expenses of $608 for the three months ended September 30, 2014.   We project we will continue to have losses from operations until such time as we have sales from operations.

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

4. Acquire and Refit Vessel

Locate, acquire and refit

Twelve

We intend to use commercial marine brokers to locate a suitable candidate for acquisition. Refit will be outsourced to marine tradesmen in a lower-cost jurisdiction such as Trinidad or Mexico. The acquisition, refit and anchoring phase is expected to require 3-6 months and the bulk of our cash requirements. Bearing in mind that not all vessels available are actively listed at any time, a search on the various websites listing vessels for sale reflects that there are many vessels available at this time.

Our operations have been limited to development of our business plan. If we cannot meet our timetable, we will not be able to obtain revenues. Delay in Milestones 2 and 3 would not seriously impact our liquidity, since we have minimal operating costs until such time as we have obtained contracts. Therefore, we have to be especially careful to acquire a vessel which does not require extensive refit for our intended use. We have cash on hand of $5,410 as of September 30, 2015, which we believe sufficient for our operating expenses until we commence marketing.

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

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forwardlooking statement to reflect events or circumstances which occur after the date of this report.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Financial Statement Schedules

31. Certification of CEO and CFO. Filed herewith.

32. Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CODE NAVY

Dated: November 12, 2015	By:	/s/ Tamara Semenova
Tamara Semenova
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)