Form 10-Q
period 2015-12-31
CODE NAVY
filed 2016-02-03
CIK 1605931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s common stock as of February 1, 2016 was 105,191,127.

CODE NAVY

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		4

ITEM 1	Financial Statements	3

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 4	Controls and Procedures	11

PART II – OTHER INFORMATION		12

ITEM 1	Legal Proceedings	12

ITEM 1A	Risk Factors	12

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

ITEM 3	Defaults Upon Senior Securities	12

ITEM 4	Mine Safety Disclosures	12

ITEM 5	Other Information	12

ITEM 6	Exhibits	12

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CODE NAVY
BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(unaudited)	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$13,478	$5,575
Total Current Assets	13,478	5,575
Total Assets	$13,478	$5,575

LIABILTITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$840	$4,670
Total Current Liabilities	840	4,670

Total Liabilities	840	4,670

Stockholders' Equity
Preferred stock, no par value, unlimited
shares authorized; no shares issued and
outstanding	-	-

Common stock, no par value, unlimited shares
authorized; 105,191,127 and 100,191,127 shares issued
and outstanding	84,215	35,000
Accumulated deficit	(71,577)	(34,095)

Total stockholders' equity	12,638	905

Total Liabilities and Stockholders' Equity	$13,478	$5,575

The accompanying notes are an integral part of these unaudited financial statements

CODE NAVY

 STATEMENTS OF OPERATIONS

	For the Six	For the Three	For the Six	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2015	2014	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$--	$--	$--	$--

OPERATING EXPENSES
General and administrative	37,482	35,764	6,648	6,040
Total loss from operations	(37,482)	(35,764)	(6,648)	(6,040)

NET LOSS	$(37,482)	$(35,764)	$(6,648)	$(6,040)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	100,245,475	100,299,823	100,191,127	100,191,127

The accompanying notes are an integral part of these unaudited financial statements

CODE NAVY

STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(37,482)	$(6,648)

Adjustments to reconcile net loss to
net cash used in operating activities:
Change in operating assets and liabilities:
Decrease in accounts payable	(3,830)	(16,397)

Net cash used in operating activities	(41,312)	(23,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	49,215
Contributions to capital	--	30,000

Net cash provided by financing activities	49,215	30,000

Net increase in cash	7,903	6,955
Cash, at beginning of period	5,575	--
Cash, at end of period	$13,478	$6,955

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited financial statements

CODE NAVY

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Code Navy, a Wyoming corporation (the "Company") was incorporated on June 9, 2014 and is the result of a holding company reorganization effected under Oklahoma law by Code Navy, a Nevada corporation formerly known as Culture Medium Holdings Corp. (“Code Navy NV”). On June 9, 2014, when the Company was a second-tier subsidiary of Code Navy NV, the Company obtained the rights to its current business plan in exchange for 100,000,000 Code Navy NV shares. Immediately prior to the issuance of the 100,000,000 shares, Code Navy NV had 190,858 shares outstanding.  As a result of the holding company reorganization, Code Navy NV changed its name to Culture Medium Holdings Corp., became a wholly-owned Oklahoma subsidiary of the Company and was disposed of to a non-affiliated third party, and the former Code Navy NV shareholders became shareholders of the Company. As of 2015, and giving effect to the holding company reorganization, there were approximately 100,191,127 shares of Common Stock outstanding, including 269 shares issued in for rounding in a reverse stock split.  The transaction was accounted for as a reverse merger (recapitalization) with the acquired business plan deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.

The Company is engaged in the business of developing a database of offshore programmers and intends to offer programming services in an offshore floating vessel.

Basis of Presentation of Unaudited Financial Information

The unaudited interim financial statements of the Company for the period December 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Notes to the financial statements which would substantially duplicate the disclosures contained in the unaudited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. These financial statements should be read in conjunction with the notes to the financial statements which appear in the Form 10-K.

NOTE 2 - GOING CONCERN

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the early stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $37,482 for the six months ended December 31, 2015.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has raised substantial doubt about the Company’s ability to continue as a going concern.  The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has authorized an unlimited number of shares of common stock, no par value, of which 105,191,127 and 100,191,127 shares (after giving effect to the issuance of 269 rounding shares in a reverse stock split) are outstanding as of December 31, 2015 and 2014, and an unlimited number of shares of preferred stock, no par value. The preferred stock may be issued with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at December 31, 2015 or 2014. On December 28, 2015, the Company issued 5,000,000 shares of common stock for $0.01 per share, less escrow and wire fees of $785, for net cash of $49,215.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Code Navy, (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Plan of Operations

We had a loss from operations for the six and three months ended December 31, 2015 of $37,432 and $35,764, respectively consisting of general and administrative expenses, including rent, utilities, wages, professional fees and advertising expenses. This compares to general and administrative expenses of $6,648 and $6,040 for the six and three months ended December 31, 2014, respectively.   The increase in general and administrative expenses is due to our expansion of operations, including hiring of programming and operational personnel. We expect our quarterly expenses to be about $50,000 per quarter in 2016. We project we will continue to have losses from operations until such time as we have sales from operations.

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

2. Obtain database of qualified       Advertising on trade

March 31, 2016

 programmers

      publications

This stage will not involve the expenditure of a significant amount of cash (under $40,000). Programmers who are interested in becoming part of our database will complete information regarding their location and their qualifications such as the programming languages in which they are competent. We hope to have a minimum database of 5,000 programmers by March  31, 2016.

3.Market to customers

Sales representatives and trade

June  2016

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

Our operations have been limited to development of our business plan. If we cannot meet our timetable, we will not be able to obtain revenues. Delay in Milestones 2 and 3 would not seriously impact our liquidity, since we have minimal operating costs until such time as we have obtained contracts. Therefore, we have to be especially careful to acquire a vessel which does not require extensive refit for our intended use. We have cash on hand of $13,478 as of December 31, 2015, which we believe sufficient for our operating expenses until we commence marketing.

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

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CODE NAVY

Dated: February 3, 2016	By:	/s/ Tamara Semenova
Tamara Semenova
President and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)