Form 10-Q
period 2016-03-31
UNIVERSAL POWER INDUSTRY Corp
filed 2016-05-23
CIK 1605931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

Commission file number 000-55381

UNIVERSAL POWER INDUSTRY CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming

(State or other jurisdiction of incorporation or organization)

1385 Broadway
Suite 603A New York, NY 10018

(Address of principal executive offices, including zip code.)

(800) 540-2079

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 105,191,127 shares as of May 20, 2016.

PART I.

FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.	10

	PART II
	OTHER INFORMATION

Item

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mine Safety Disclosures	11
Item 5.	Other Information	11
Item 6.	Exhibits	11
	Signatures	12

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

3

Universal Power Industry Corporation

Contents	Page

Financial Statements:

Balance Sheets as of March 31, 2016 and June 30, 2015- Unaudited	1

Statements of Operations for the three and nine months ended March 31, 2016 and 2015- Unaudited	2

Statements of Cash Flows for the three and nine months ended March 31, 2016 and 2015- Unaudited	3

Notes to Unaudited Financial Statements	5-10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNIVERSAL POWER INDUSTRY CORPORATION (FORMERLY KNOWN AS CODE NAVY)
BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(unaudited)	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$-	$5,575
Total Current Assets	-	5,575
Total Assets	$-	$5,575

LIABILTITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,887	$4,670
Total Current Liabilities	9,887	4,670

Total Liabilities	9,887	4,670

Stockholders' Equity
Preferred stock, no par value, unlimited
shares authorized; no shares issued and
outstanding	-	-

Common stock, no par value, unlimited shares
authorized; 105,191,127 and 100,191,127 shares issued
and outstanding	84,215	35,000
Accumulated deficit	(94,102)	(34,095)

Total stockholders' equity	9,887	905

Total Liabilities and Stockholders' Equity	$-	$5,575

The accompanying notes are an integral part of these unaudited financial statements

UNIVERSAL POWER INDUSTRY CORPORATION

(FORMERLY KNOWN AS CODE NAVY)

 STATEMENTS OF OPERATIONS

	For the Nine	For the Three	For the Nine	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2016	2015	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	60,007	22,525	11,750	5,102
Total loss from operations	(60,007)	(22,525)	(11,750)	(5,102)

NET LOSS	$(60,007)	$(22,525)	$(11,750)	$(5,102)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	101,918,400	105,191,127	100,190,858	100,190,858

The accompanying notes are an integral part of these unaudited financial statements

UNIVERSAL POWER INDUSTRY CORPORATION

(FORMERLY KNOWN AS CODE NAVY)

STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(60,007)	$(11,750)

Adjustments to reconcile net loss to
net cash used in operating activities:
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable	5,217	(12,260)

Net cash used in operating activities	(54,790)	(24,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	49,215
Contributions to capital	-	30,000

Net cash provided by financing activities	49,215	30,000

Net increase (decrease) in cash	(5,575)	5,990
Cash, at beginning of period	5,575	-
Cash, at end of period	$-	$5,990

Supplemental disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

UNIVERSAL POWER INDUSTRY CORPORATION

(FORMERLY KNOWN AS CODE NAVY)

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Universal Power Industry Corporation (formerly known as Code Navy), a Wyoming corporation (the "Company") was incorporated on June 9, 2014 and is the result of a holding company reorganization effected under Oklahoma law by Code Navy, a Nevada corporation formerly known as Culture Medium Holdings Corp. (“Code Navy NV”). On June 9, 2014, when the Company was a second-tier subsidiary of Code Navy NV, the Company obtained the rights to its current business plan in exchange for 100,000,000 Code Navy NV shares. Immediately prior to the issuance of the 100,000,000 shares, Code Navy NV had 190,858 shares outstanding.  As a result of the holding company reorganization, Code Navy NV changed its name to Culture Medium Holdings Corp., became a wholly-owned Oklahoma subsidiary of the Company and was disposed of to a non-affiliated third party, and the former Code Navy NV shareholders became shareholders of the Company. As of 2015, and giving effect to the holding company reorganization, there were approximately 100,191,127 shares of Common Stock outstanding, including 269 shares issued in for rounding in a reverse stock split.  The transaction was accounted for as a reverse merger (recapitalization) with the acquired business plan deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer.

On March 24, 2016, Tamara Semenova as Chief Executive Officer, Chief Financial Officer, Secretary, and Director

Of Code Navy (the “Company”) informed the Company that she intends to resign from her positions, effective immediately. Ms. Semenova’s resignation is not the result of any disagreement with the Company, its management or its board of directors.

On March 24, 2016, Chun Pao Leng was appointed Chief Executive Officer, Chief Financial Officer, Secretary, and

Director of the Company. Mr. Leng was appointed by unanimous written consent of the board of directors.

The Company is engaged in the business of developing a database of offshore programmers and intends to offer programming services in an offshore floating vessel.

Basis of Presentation of Unaudited Financial Information

The unaudited interim financial statements of the Company for the period March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. Notes to the financial statements which would substantially duplicate the disclosures contained in the unaudited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted. These financial statements should be read in conjunction with the notes to the financial statements which appear in the Form 10-K.

NOTE 2 - GOING CONCERN

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company is still in the early stage and has not yet been successful in establishing profitable operations. The Company incurred a net loss of $60,007 for the nine months ended March 31, 2016.  The Company has not generated any revenues to date.  These factors create substantial doubt about the Company's ability to continue as a going concern.  As a result, the Company’s independent registered public accounting firm has raised substantial doubt about the Company’s ability to continue as a going concern.  The  financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company has authorized an unlimited number of shares of common stock, no par value, of which 105,191,127 and 100,191,127 shares (after giving effect to the issuance of 269 rounding shares in a reverse stock split) are outstanding as of March 31, 2016 and 2015, and an unlimited number of shares of preferred stock, no par value. The preferred stock may be issued with such rights, preferences and designation and to be issued in such series as determined by the Board of Directors. No shares of preferred stock are issued and outstanding at March 31, 2016 or 2015. On December 28, 2015, the Company issued 5,000,000 shares of common stock for $0.01 per share, less escrow and wire fees of $785, for net cash of $49,215.

NOTE 4 – SUBSEQUENT EVENTS

On April 8, 2016, Code Navy (the “Company”) filed a Certificate of Amendment to its Certificate of

Incorporation with the Secretary of State of Wyoming under which the name of the Company was changed to

Universal Power Industry Corporation (the “Amendment”). The Amendment, by unanimous written consent in lieu of a special meeting of stockholders, was approved by a majority of the stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operations

We had a loss from operations for the nine and three months ended March 31, 2016 of $60,007 and $22,525, respectively, consisting of general and administrative expenses including rent, utilities, wages, professional fees and advertising expenses. This compares to general and administrative expenses of $11,750 and $5,102 for the nine and three months ended March 31, 2016, respectively. The increase in general and administrative expenses is due to our expansion of operations.

The Company is exploring the possibility of entering into strategic partnerships or making strategic acquisitions in order to further its expansion of operations.

Liquidity and Capital Resources

We had $0 in cash at March 31, 2016, and there were outstanding liabilities of $9,887. The Company hopes to meet its operating expenses through revenue generated by current client engagements. There is very little historical financial information about us upon which to base an evaluation of our performance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s officers and directors, the Company is currently not a party to any material pending legal proceeding.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-199371, at the SEC website at www.sec.gov :

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer & Chief Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer & Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of May, 2016

Universal Power Industry Corporation

/s/ Chun Pao Leng

----------------------------

Chief Executive Officer, President, Chief Accounting Officer and Director

I, Chun Pao Leng, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended March 31, 2016 of Universal Power Industry Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 23, 2016

/s/ Chun Pao Leng

Chun Pao Leng

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Chun Pao Leng, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Universal Power Industry Corporation on Form 10-Q for the quarterly period ended March 31, 2016 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Universal Power Industry Corporation.

By:	/s/ Chun Pao Leng
Chun Pao Leng
Chief Executive Officer, Chief Financial Officer (Authorized Officer) May 23, 2016